Form 10KSB
period 2001-12-31
CALWEST VENTURES INC
filed 2002-04-05
CIK 1130276

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 001-31242

CALWEST VENTURES, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	33-0913679 (I.R.S. Employer Identification Number)

CALWEST VENTURES, INC.
1070 Sidonia Street
Encinitas, CA 92024
Telephone (760) 942 4896
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
 none

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Issuer's revenues for its most recent fiscal year: $3,779.

        State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 3, 2002 $91,000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 3, 2002 there were 2,290,000 shares of the Company's common stock issued and outstanding.

        Documents Incorporated by Reference: Three

        This Form 10-KSB consists of Twenty Five Pages

        Exhibit Index is located at Page Thirteen

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
CALWEST VENTURES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

        Calwest Ventures, Inc. was incorporated under the laws of the State of Nevada on May 19, 2000. We are a development stage company that intends to market dietary supplements. Calwest will sell products through the Internet and independent distributors. We plan to expand our distribution channels throughout the United States and Canada including health food stores and drug, retail and grocery store chains. We will initially offer only two products for which we have acquired a distribution license from our supplier. We commenced business operations as a dietary supplement distributor on May 1, 2001.

        On June 22, 2001 we conducted a five for one forward split of our common stock. Immediately prior to that date, we had issued 5,000,000 shares to the founders, 910,000 shares in connection with our private placement, 10,000 shares in connection with licensing agreement with our supplier, and 78,000 shares for consulting services, for an aggregate of 5,998,000 shares outstanding. At the completion of the forward split, there were 29,990,000 shares of common stock outstanding. All references with respect to the number of our common shares have been adjusted to reflect this five for one forward stock split.

        Our administrative office is located at 1070 Sidonia Street, Encinitas, CA 9202, telephone (760) 942 4896. Our Internet address is www.calwestventures.com.

Business

        We will be engaged in the business of selling dietary supplements through our web site at www.realhealth.ws. We also intend to set up a network of independent contractor distributors. Our plan is to acquire licensing rights to distribute dietary supplements manufactured and supplied by third parties. To date we have secured one license for the distribution of dietary supplements and we have located three independent distributors for direct sales to third parties. We have no plan to engage in the creation or manufacturing of dietary supplements. No part of our web site is to be considered a part of this prospectus.

The License Agreement

        We have entered into a non-exclusive license agreement effective as of May 1, 2001 for the supply of our products with Royal Nutriceuticals, 1599 Chilton Street, Arroyo Grande, CA 93420. Royal Nutriceuticals is a sole proprietorship owned exclusively by Dr. Charles Cochran, Doctor of Chiropratic, the creator of the products which have been licensed to Calwest. Our licensor also sells these same products under different names to other companies.

        Under the terms of the licensing agreement, Calwest has the nonexclusive right to market and sell the licensed product in the United States and Canada. In exchange for the license, Calwest is obligated to issue 10,000 (50,000 shares post five for one stock split) shares of common stock to Royal Nutriceuticals and pay an initial $1,000 license fee no later than May 31, 2001 which has been paid. Thereafter, we must purchase a minimum of $10,000 of the product line by May 31, 2002, $100,000 by May 31, 2003, and a further $200,000 by May 31, 2004 to retain its license. If these minimum purchase levels are not achieved, Royal has the right to terminate the agreement, immediately and without penalty.

        The term of the license agreement is for a period of three years beginning May 1, 2001. The product line consists of cetyl myristoleate in powder or oils, artichoke sarsaparilla powdered extract, skincare products with flavosomes or any other mutually agreed upon products that may be developed by Dr. Cochran. Calwest may renew the license agreement under the same terms for additional three-year periods, so long as Calwest is not in default, by providing written notice to Royal Nutriceuticals. Any renewal of the agreement will require a minimum purchase of products of $200,000 per year. Royal Nutriceuticals may terminate the agreement for cause, which includes a breach by Calwest of the contract, the bankruptcy or insolvency of Calwest, or the conviction of Calwest, its officers or directors, of any crime involving moral turpitude.

The Products

        Our products are known in the industry as nutraceutical formulas or formulations. These formulations are, in all cases, developed exclusively by our supplier. We currently have two products that will be supplied by Royal Nurticeuticals under the terms of the license agreement. The first product is called "Re-Liv" which will be available in capsule or powdered form. Re-Liv contains a blend of artichoke and sarsaparilla root. The purpose of this supplement is to help support and rejuvenate the liver. Other possible uses of Re-Liv are to stimulate bile flow, improve digestion, increase cell consumption of glucose, and the utilization of glycogen for energy. Re-Liv is also designed to improve gallbladder metabolism.

        Our second product is called "Joint Health." This product is derived from a proprietary formula belonging to Dr. Cochran. It is designed to improve joint tissues. The product contains cetyl myristoleate, glucosamine, collagen (type II), methyl sulfonylmethane and a proprietary blend of herbal extracts.

Raw Materials and Manufacturing

        We distribute but do not manufacture any of our own products. We currently rely on a single source for our products, Royal Nutriceuticals. Our agreement with this supplier is not exclusive. We have a contract in place which we believe protects our right to purchase sufficient quantities of this product to meet our estimated needs through at least June 2004. We do not know whether we could obtain substitute products or whether obtaining substitute products would be cost prohibitive if for any reason our relationship with this supplier was interrupted. There can be no assurance that the loss of our supplier would not have a material adverse effect on our operations.

Marketing

        We plan to implement the following two-phase marketing strategy within the next twelve months:

        The first phase is to offer our products to potential customers such as retail outlets by establishing a network of independent contractor distributors. Currently, we have three such distributors in place. We also intend to prepare and design marketing materials, provide spokespersons to help market the product, and to provide marketing support through our web site.

        The second phase would be to establish a channel of distribution through our website at www.realhealth.ws. Initially we will offer only two products on the web site, Re-Liv and Joint Health. We intend, however, to also offer skin care products that will be made available to us under the terms of our license agreement with Royal Nutriceuticals on our web site. We anticipate being able to fully implement our marketing plan within the next twelve months.

        We have paid for, constructed and maintain our own e-commerce web site at www.realhealth.ws. This site is being used as a marketing tool and an Internet store for retail sales of the Re-Liv and Joint Health products. As new products are developed, these will be added to our online store. Our online store is modeled after the web site of the inventor of the products, Dr. Charles Cochran, located at www.drcochranonline.com. Dr. Cochran is believed to have a large and loyal following in the health products industry. Thus, with Dr. Cochran's permission, our web site is a stylistic mirror of his web site for consistency. Dr. Cochran's web site has been constructed, paid for and maintained by Dr. Cochran, and is not otherwise in any manner related to our website. In addition, Dr. Cochran's web site does not contain an online store or any e-commerce capacities. The only relationship between Calwest and Dr. Cochran is the licensing agreement discussed on page    .

COMPETITION

        The nutraceutical products industry is large and intensely competitive. We compete directly with companies that manufacture and market nutritional products in each of the product lines we will distribute, including companies such as Twin Labs Corporation, Weider Nutrition International, Inc., IVC Industries, and Perrigo Company. Our competitors in the nutritional supplements market have longer operating histories, greater name recognition and financial resources than do we. Methods of competition in our industry include advertising on television, radio and print media, infomercials on television and Internet advertising, as well as celebrity product endorsements. In addition, our competitor's nutritional supplements can be purchased in a wide variety of distribution channels.

        Our competitive position in the industry will not be significant because we lack the resources to launch any type of advertising on television, radio or in the print media. We can, however, compete in a limited way on the Internet by placing our name on Internet search engines and developing strategic partnerships with other Internet companies. At this time, however, we have not yet launched any type of Internet marketing campaign and we have no strategic Internet partnerships or affiliations. In addition, our products are also relatively limited compared to the wide variety of products offered by many other nutritional product companies.

EMPLOYEES

        Initially, we intend to use the services of independent contractors for sales of our products. At present, our only employee is Ms. Cartledge.

Employees and Employment Agreements

        At present, we have no employees, other than Ms. Cartledge, our president and sole director who has received no compensation for her services. Ms. Cartledge does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

TRADEMARKS

        We do not utilize any trademarks or patent rights in our business.

GOVERNMENT REGULATIONS

        The advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. Calwest's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising of our products is subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates our advertising under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as each foreign country to which the Company distributes its products.

        The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised the provisions of the FDCA concerning the regulation of dietary supplements. In the judgment of the Company, the DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement." The term "dietary supplement" is defined as a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding ingredients. The products marketed by the Company are regulated as dietary supplements under the FDCA.

        Under the current provisions of the FDCA there are four categories of claims that pertain to the regulation of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Health claims may also be made if a scientific body of the U.S. government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement and the manufacturer, among other things, provides the FDA with notice of and the basis for the claim at least 120 days before the introduction of the supplement with a label containing the health claim into interstate commerce. For health claims that the FDA has approved, no prior notification is required.

        Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient. In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of the claim is required. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements.

        Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA's interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that the Company revise its labeling. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although we believe our product claims comply with the law, depending on the content of the final regulation, we may need to revise its labeling. In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

        The FDA has also announced that it is considering promulgating new GMPs specific to dietary supplements. Such GMPs, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital and resources on manufacturing in the future in order to comply with the law.

        The failure of Calwest to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

        The company's advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

        On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims.

        The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on our business, financial condition and results of operations.

        Advertising and labeling for dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of our product claims.

        Governmental regulations in foreign countries where we may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

        We also may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on our business, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

        We have no properties and at this time has no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

        Facilities. Our principal place of business is an executive office which consists of approximately 200 square feet of executive office space. This space is provided to us on a rent free basis by our president, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummates a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  (a)
  Market Information. We are currently eligible to quote our securities on the Over-The-Counter Bulletin Board under the symbol "CWVI".

  (b)
  Holders. There are thirty three shareholders of our common stock.

  (c)
  Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

        We are a start-up, development stage company. We will be engaged in the distribution of dietary supplements on the Internet and through direct sales. To date, we have completed the development of our web site and commenced revenue producing operations. We currently have two products. The formulas for these products are licensed to us by an independent supplier not affiliated with CalWest. We have named these products Joint Health and Re-Liv. Our activities to date have consisted of acquiring a license for the distribution of certain products from the supplier, developing our web site, conducting a private offering of our securities, executing distribution contracts with independent contractors, preparing this offering, and commencing sales. As of the date of our most recent financial statement, September 30, 2001, our gross revenues from sales was $719 and our total losses were $33,054.

        We intend to generate revenue through:

  (a)
  sale of products and services on our web site

  (b)
  income derived by sales of our products through independent contractors

  (c)
  income derived by direct distribution to third party retail outlets

        Our auditors have issued a going concern opinion as of January 31, 2001. This means that our auditors believe there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our bills. That is because as of January 31, 2001 we had not generated any revenues and no revenues were anticipated. Accordingly, in order to stay in business we must raise cash either from the sale of products distributed by us or from sources other than product sales. Our only other source for cash at this time is investments by others in our company. During May and June of 2001, we raised $91,000 from the sale of stock to our selling stockholders. If our product sales are not sufficient to support the company's operations during the next 12 months, then we may have to raise cash through loans or equity financing in order to implement our business plan.

        We have financed our activities to date through the sale of securities. On June 24, 2000 our founding shareholder paid $5,000 for common stock. From May through June 2001, we conducted a private placement sale of common stock for gross proceeds of $91,000. As of September 30, 2001, we had operating losses of $33,054.

Limited Operating History; Need for Additional Capital

        There is no historical financial information about our company upon which to base an evaluation of our performance. We are a developmenet stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and possible cost overruns due to price and cost increases in our products.

        To become profitable and competitive, we must establish a market presence through our web site and through direct marketing of products. If we do not become profitable, we may require additional financing during the year 2002.

        We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to develop or expand our operations. Equity financing would result in additional dilution to existing shareholders.

Results of Operations

  From Inception on May 19, 2000

        We just recently acquired our first license for the distribution of dietary supplements. At this time we have not yet commenced meaningful business operations. As of September 30, 2001 we have experienced operating losses of $33,054 and gross income of $719.00 from the sale products.

Plan of Operations

        Our plan of operations over the next 12 months is to develop a network of independent contractors who will market products in addition to developing a multi-level marketing network. Although our auditors have issued a going concern opinion in connection with our audited financial statements dated December 31, 2000, we believe that our working capital as of the date of this prospectus will be sufficient to satisfy our estimated working capital requirements through the next twelve months. This is because we conducted a private offering of our securities in May and June of 2001 in which we raised $91,000. We believe that this amount, together with sales from our anticipated operations, will be sufficient to sustain our operations for the next 12 months.

        If we need additional working capital, we will conduct another private offering of our securities or seek loans from third parties. In addition, we will also attempt to obtain financing by factoring bulk orders of products. At this time, however, we have no bulk orders for products. Regardless of which method is used, there is no assurance that we will be able to obtain sufficient additional capital to fund our working capital requirements in a timely manner. As of the date of this prospectus, we employ only one person on a part-time basis. We intend to employ additional people during the year 2002.

        Using the funds from our recent private offering of securities, we plan to implement the following two-phase marketing strategy within the next twelve months. The first phase is to offer products to potential customers such as retail outlets by establishing a network of independent contractor distributors. Currently, we have three such distributors in place. We also intend to prepare and design marketing materials, provide spokespersons to help market the product, and to provide marketing support through our web site.

        The second phase would be to establish distribution through our website at www.realhealth.ws. Initially we will offer only two products on the web site, Re-Liv and Joint Health. We intend, however, to also offer skin care products that will be made available to us under the terms of the license agreement on our web site. We anticipate being able to fully implement our marketing plan within the next twelve months.

Liquidity and Capital Resources

        As of the date of this registration statement, we have generated only $719.00 from our business operations. Since our inception, our founding shareholder has paid $5,000 in cash in exchange for 25,000,000 shares of common stock post five for one split. This money has been utilized for organizational and start-up costs and as operating capital. As of September 30, 2001, we had sustained operating losses of $33,054. During May and June of 2001 the selling stockholders paid $91,000 for 4,550,000 post five for one split shares of common stock. This money is being utilized to fund the creation of our web site, conduct marketing and pay the expenses of this offering. We believe that we have sufficient working capital to conduct our operations for the next twelve months.

        On June 22, 2001 we conducted a five for one forward split of our common stock. Immediately prior to that date, we had issued 5,000,000 shares to the founders, 910,000 shares in connection with our private placement, 10,000 shares in connection with licensing agreement with our supplier, and 78,000 shares for consulting services, for an aggregate of 5,998,000 shares outstanding. At the completion of the forward split, there were 29,990,000 shares of common stock outstanding. All references with respect to the number of our common shares have been adjusted to reflect this five for one forward stock split.

        According to the terms or our license agreement, we were required to pay an initial $1,000 license fee no later than May 31, 2001 which has been paid. We are thereafter required to purchase $10,000 of the manufacturer's product line by May 31, 2002, a further $100,000 by May 31, 2003, and a further $200,000 by May 31, 2004, to retain the license. We are also required to issue 50,000 (post split) shares of common stock which has been issued. If these minimum purchase levels are not achieved, the manufacturer has the right to terminate the agreement, immediately and without penalty. We will be required to renegotiate the terms of the license in the event we are unable to raise sufficient funds or results of operations are insufficient to meet these obligations.

        If we are unable to renegotiate the license on favorable terms, we will be required to seek licensing or distribution agreements from other suppliers or manufacturers. As of the date of this registration statement, CalWest has not entered into or negotiated any other licensing or distribution agreements with other suppliers or manufacturers. If we are unable to enter into other licensing or distribution agreements, we would likely change our operations into the distribution of products other than healthcare products in order to sustain our operations.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

CALWEST VENTURES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholder
Calwest Ventures, Inc.

        We have audited the accompanying balance sheet of Calwest Ventures, Inc. (a development stage company) as of December 31, 2001, and 2000 and the related statement of operations, shareholders' equity (deficit) and cash flows for the year then ended and for the period from inception (May 19, 2000) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calwest Ventures, Inc. as December 31, 2001 and 2000, and the results of operations and their cash flows for the year then ended and the period from inception (May 19, 2000) to December 31, 2001, in conformity with generally accepted accounting principles in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company cannot successfully implement its operating plan without raising additional capital. This condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIEGEL SMITH, LLP
Certified Public Accountants

Solana Beach, California
February 25, 2002

CALWEST VENTURES, INC.
(A Development Stage Company)
Balance Sheet

	December 31 2001	December 31 2000
ASSETS
Current Assets
Cash	$24,941	$1,892
Inventory	4,646
Prepaid consulting agreement	6,063

Total current assets	35,649	1,892
Fixed Assets
Website, net	1,904
License, net	833

Total Assets	$38,386	$1,892

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$6,386	$2,750
Accrued income tax	800

Total current liabilities	7,186	2,750
Long Term Liabilities
Stockholders' Equity (Deficit)
Common stock	104,800	5,000
Accumulated deficit during development stage	(73,600)	(5,858)

Total stockholders' equity (deficit)	31,200	(858)

Total Liabilities and Stockholders' Equity (Deficit)	$38,386	$1,892

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.
(A Development Stage Company)
Statement of Operations

	Year Ended December 31, 2001		From Inception May 19, 2000 Through December 31, 2000		From Inception May 19, 2000 Through December 31, 2001
Revenue		$3,799	$		$3,799
Cost of Goods Sold		3,661			3,661

Gross profit		138			138
Expenses
General and administrative expenses		67,080		5,858	72,938

Net Loss from Operations		(66,942)		(5,858)	(72,800)
Taxes		800			800

Net Loss		$(67,742)		$(5,858)	(73,600)

Weighted Average Shares		27,992,630		23,898,678	26,422,821
Loss per share	$	nil	$	nil	nil

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.
Statement of Changes in Stockholders' Equity

	Common Stock					Deficit Accumulated During Development Stage
								Total Stockholders' Equity (Deficit)
	Number of Shares	Amount Per Share		Total
Beginning balance, May 19,2000		$		$		$		$
Common shares issued, June 24	25,000,000		0.0002		5,000				5,000
Net loss, December 31, 2000							(5,858)		(5,858)

Balance December 31, 2000	25,000,000	$			$5,000		$(5,858)		$(858)

Shares sold for cash, quarter 2	4,550,000		0.0200		91,000				91,000
Stock sale commissions					(12,000)				(12,000)
Stock issued for license, quarter 2	50,000		0.0200		1,000				1,000
Stock for consulting services, quarter 2	390,000		0.0200		7,800				7,800
Net loss, Through Four Quarters							(67,742)		(67,742)

Balance, December 31, 2001	29,990,000				92,800		(73,600)		19,200

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows

	Twelve Months Ended Dec. 31, 2001	From Inception May 19, 2000 Through Dec. 31, 2000	From Inception May 19, 2000 Through Dec. 31, 2001
Cash Flows From Operating Activities
Net Loss	$(67,742)	$(5,858)	$(73,600)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	378		378
Stock for services	4,550		4,550
Changes in:
Inventory	(4,646)		(4,646)
Prepaid Consulting	(2,813)		(2,813)
Accrued liabilities	3,636	2,750	6,386
Accrued income tax payable	800		800

Net Cash Used in Operating Activities	(65,836)	(3,108)	(68,944)
Cash Flows from Investing Activities
Website	(2,115)		(2,115)

Net Cash Used by Investing Activities	(2,115)	0	(2,115)
Cash Flows from Financing Activities
Sale of common stock	91,000	5,000	96,000

Net Cash Provided by Financing Activities	91,000	5,000	96,000
Net Increase in Cash	23,049	1,892	24,941
Cash, beginning of the year	1,892		0

Cash, December 31	$24,941	$1,892	$24,941

Supplemental Non Cash Investing and Financing Activities:
The Company issued 50,000 shares of common stock for a product license	1,000		1,000
The Company issued 390,000 shares of common stock to a consultant for prepaid services	7,800		7,800
Supplemental Information:
Interest paid	$0		$0
Taxes paid	$0		$0

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.
(A Developmental Stage Company)
Notes to Financial Statements
December 31, 2001

1.    Organization and summary of significant accounting policies

  Organization

  Calwest Ventures, Inc. (the "Company"), a Nevada corporation, was formed on May 19, 2000. The Company was organized to market dietary supplements through the Internet and independent distributors. The Company has had limited sales, continues to raise capital and is developing its web site and, therefore, is considered to be in the development stage.

  Accounting Method

  The Company records income and expenses on the accrual method.

  Fiscal Year End

  The Company's year end is December 31.

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

  Income Taxes

  The Company reports certain expenses differently for financial and tax reporting purposes and, accordingly, provides for the related deferred taxes. Income taxes are accounted for under the liability method in accordance with SFAS 109, Accounting for Income Taxes.

  Cash and Cash Equivalents

  The Company considers all liquid investments with the maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

  Research and Development Costs

  Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS 2, Accounting for Research and Development Costs. The Company has no research and development costs for the period reported.

  Advertising Costs

  Advertising costs will be expensed as incurred. There was negligible advertising expense incurred for the period from inception through December 31, 2001.

  Basic and Diluted Net Loss Per Share

  Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding.

  The Company has no potentially dilative securities, options, warrants or other rights outstanding. Therefore, basic and diluted net loss per share is the same.

  Comprehensive Income

  The Company has adopted SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive loss and its components in the financial statements. Through December 31, 2000 the Company had no items of Comprehensive Income.

  Reportable Operating Segments

  SFAS 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance. The Company intends to operate one business and operating segment.

  Web Site Development Costs / Computer Software

  The Emerging Issues Task Force (EITF) has issued EITF 00-2 dealing with web site development and computer software. The Company is in the process of constructing a web site by which it will sell products. The cost associated with the development of the web site will be capitalized according to FAS-86 and EITF 00-2 when incurred.

  The Company is amortizing the web site over five years using the straight-line method of amortization. The following represents the costs incurred through December 31, 2001 and the accumulated amortization.

Web site costs	$2,115
Accumulated amortization	211

Net	$1,904

  New Accounting Pronouncements

  In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted the revenue recognition practices to conform to SAB No. 101.

2.    License

  The Company acquired a license, effective May 1, 2001, with Royal Nutriceuticals to supply the Company various dietary products, (Note 4). The license fee is $1,000 and is for a three-year period. The Company is amortizing the license over the three-year period using the straight-line method of amortization. Below is the initial cost of the license and accumulated amortization through December 31, 2001:

Web site costs	$1,000
Accumulated amortization	167

Net	$833

3.    Shareholders' equity

  Common stock

  The Company has 500,000,000 authorized shares of $0.0002 par value stock. In April 2000, the Company issued 25,000,000 shares, of common stock to a single shareholder for $5,000 in cash, (See Note 8). In 2001, the Company issued 4,550,000 shares of common stock for cash, 390,000 shares for consulting services and an additional 50,000 shares for a Dietary Supplement license. As of December 31, 2001 and 2000 there were 29,990,000 and 25,000,000 shares issued and outstanding respectively.

  Additional paid in capital

4.    Commitments

  As part of the license agreement the Company has entered into, effective May 1, 2001 with Royal Nutriceuticals (Note 2), the Company must meet minimum product purchases throughout the next three years to maintain its license. The following table reflects those purchase requirements:

DATE	MINMUM PURCHASES
May 31, 2002	$10,000
May 31, 2003	$100,000
May 31, 2004	$200,000

5.    Related Party

  The Company uses office space and the mailing address of a shareholder and director, without charge, as its address of record. The cost associated with this through December 31, 2001 is minimal. The Company anticipates recording the estimated market value of office space if the amount is not significant.

  The initial shareholder of the Company has made contributions of time to the Company without compensation for his efforts organizing the Company. The Company estimates the market value of the time and services contributed for administrative matters to be immaterial at December 31, 2001. In the future, this shareholder intends to contribute time and services to the Company without compensation. The Company intends to record the market value of these services if and when the amount is significant.

6.    Provision for Income Taxes

  As of December 31, 2001, Calwest Ventures, Inc. has a federal net operating loss carry forward of approximately $6,000. The net operating loss carry forward will expire at various dates through 2015 if not utilized. Utilization of the net operating loss and tax credit carry forwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization.

  Because the Company may not receive any benefit for its historical operating losses, Calwest Ventures, Inc. has provided a full valuation allowance against its deferred tax asset. Significant components of net deferred tax assets at December 31, 2001 consist of the following:

Net operating loss carry forward	$73,600

Total deferred tax assets	17,400
Valuation allowance	(17,400)

Net deferred tax assets	$—

Change in deferred tax assets	$11,400

7.    Going concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since inception, the Company has not been engaged in any significant operating activities and has concentrated efforts on the organizational aspect of the Company. Through December 31, 2001, the Company had incurred losses of $73,600. Successful completion of the Company's business plan is dependent upon obtaining sufficient financing in order to implement the Company's business plan through the development stage. The Company's management believes that if the financing is not successful, the business plan will be seriously inhibited.

8.    Subsequent events

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

        The Directors and Officers of the Company as of the date of this report are as follows:

Name	Age	Position
Lala Cartledge	30	President, Secretary, Treasurer

        All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

        There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

(b)
Resumes: Ms. Cartledge has been the President, Secretary-Treasurer and Director since May 1, 2001. During the past five years she has been employed in the following positions: Merrill Lynch International in London where she worked on the emerging markets equity trading floor and in its research department. Later, she joined Robert Fleming Securities in England where she was the Russian analyst as well as an analyst for macroeconomic and political issues and writing industry reviews. During this period she also worked with the French bank Paribas, where she worked in the emerging Europe equity sales desk covering institutional clients in England, Switzerland, Netherlands, Germany and Italy. She also worked with Wood & Company, a specialized investment banking boutique. She has been a California resident for one year. She has concurrent United States and United Kingdom citizenships and speaks fluent Russian, as well as some German and Italian.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

        The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

SUMMARY COMPENSATION TABLE

Long Term Compensation
Awards
Annual Compensation
						Securities Underlying Options/ SARs (#)	Payouts
				Other Annual Compensation ($)	Restricted Stock Award(s) ($)			All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)				LTIP Payouts ($)
Lala Cartledge President & Director	2001	$0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

        The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Shareholder	Number of Shares Beneficially Owned	Percentage Owned
Lala Cartledge	8,333,330	28.20%
Joseph and Jean Lindquist	8,333,330	28.20%
Julia Reynolds	8,334,330	28.20%
Selling stockholders	4,990,000	15.39%
All officers and directors as a group	8,333,330	28.20%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with the organization of Calwest, the founding shareholder of our company paid $5,000.00 cash to purchase 25,000,000 (post split) shares of common stock on June 24, 2000. On May 1, 2001, he sold 8,333,330 of these shares to Lala Cartledge in exchange for $1,666.66. Also on May 1, 2001, he sold 8,333,330 of these shares to Joseph and Jean Lindquist in exchange for $1,666.66 and 8,333,330 of these shares for $1,666.66 to Julia Reynolds. During May and June 2001 Calwest conducted a private offering of its securities in which 4,550,000 post split shares of common stock were sold for gross proceeds of $91,000. We have also issued 50,000 (post split) shares of common stock to Dr. Cochran for the license agreement and 390,000 (post split) shares of stock for consulting services.

        On June 22, 2001 we conducted a five for one forward split of our common stock. Immediately prior to that date, we had issued 5,000,000 shares to the founders, 910,000 shares in connection with our private placement, 10,000 shares in connection with licensing agreement with our supplier, and 78,000 shares for consulting services, for an aggregate of 5,998,000 shares outstanding. At the completion of the forward split, there were 29,990,000 shares of common stock outstanding. All references with respect to the number of our common shares have been adjusted to reflect this five for one forward stock split.

        Calwest presently has no office facilities but for the time being will use as its business address the office of Ms. Cartledge on a rent free basis, until such time as the business operations of our company may require more extensive facilities and our company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to our company on such a basis for any specific length of time.

        We have no formal written employment agreement or other contracts with our officer, and there is no assurance that the services to be provided by her, and facilities to be provided by Ms. Cartledge, will be available for any specific length of time in the future. Ms. Cartledge anticipates initially devoting 20 hours per week of her time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, Ms. Cartledge is prepared to devote more time to our company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with additional employees will be determined if and when such arrangements become necessary.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

        None

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 3, 2002.

NAVIGATOR VENTURES, INC. (Registrant)
By:	/s/ LALA CARTLEDGE Lala Cartledge, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 3, 2002.

/s/ LALA CARTLEDGE Lala Cartledge, Director

CALWEST VENTURES, INC.

        Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2001

EXHIBITS

3.1	Certificate and Articles of Incorporation*
3.2	Bylaws**
10.1	Distribution License***

*        Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 3, 2001 and are incorporated by reference herein.

**      Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 3, 2001 and are incorporated by reference herein.

***    Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on July 3, 2001 and are incorporated by reference herein.

QuickLinks

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT CALWEST VENTURES, INC.
PART I
ITEM 2. DESCRIPTION OF PROPERTY
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
CALWEST VENTURES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CALWEST VENTURES, INC. (A Development Stage Company) Balance Sheet
CALWEST VENTURES, INC. (A Development Stage Company) Statement of Operations
CALWEST VENTURES, INC. Statement of Changes in Stockholders' Equity
CALWEST VENTURES, INC. (A Development Stage Company) Statements of Cash Flows
CALWEST VENTURES, INC. (A Developmental Stage Company) Notes to Financial Statements December 31, 2001
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY COMPENSATION TABLE
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
Item 13. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CALWEST VENTURES, INC.