Form 10QSB
period 2002-03-31
CALWEST VENTURES INC
filed 2002-05-15
CIK 1130276

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

Commission File Number: 001-31290

Calwest Ventures, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

33-0913679
(IRS Employer Identification No.)

1070 Sidonia Street
Encinitas, California
(Address of principal executive offices)

None
(Former name or former address, if changed since last report)

92024
(Zip Code)

(760) 942 4896
(Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        The number of shares of the registrant's only class of common stock issued and outstanding, as of September 30, 2001 was 250,000 common shares.

PART I

ITEM 1. FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended March 30, 2002 are attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

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

        Our administrative office is located at 1070 Sidonia Street, Encinitas, CA 9202, telephone (760) 942 4896. Our Internet address is www.realhealth.ws.

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

        We have paid for, constructed and maintain our own e-commerce web site at www.realhealth.ws. This site is being used as a marketing tool and an Internet store for retail sales of the Re-Liv and Joint Health products. As new products are developed, these will be added to our online store. Our online store is modeled after the web site of the inventor of the products, Dr. Charles Cochran, located at www.drcochranonline.com. Dr. Cochran is believed to have a large and loyal following in the health products industry. Thus, with Dr. Cochran's permission, our web site is a stylistic mirror of his web site for consistency. Dr. Cochran's web site has been constructed, paid for and maintained by Dr. Cochran, and is not otherwise in any manner related to our website. In addition, Dr. Cochran's web site does not contain on online store or any e-commerce capacities. The only relationship between CalWest and Dr. Cochran is the licensing agreement discussed on page 13.

COMPETITION

        The nutraceutical products industry is large and intensely competitive. We compete directly with companies what manufacture and market nutritional products in each of the product lines we will distribute, including companies such as Twin Labs Corporation, Weider Nutrition International, Inc., IVC Industries, and Perrigo Company. Our competitors in the nutritional supplements market have longer operating histories, greater name recognition and financial resources than do we. Methods of competition in our industry include advertising on television, radio and print media, infomercials on television and Internet advertising, as well as celebrity product endorsements. In addition, our competitor's nutritional supplements can be purchased in a wide variety of distribution channels.

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

EMPLOYEES

        Initially, we intend to use the services of independent contractors for sales of our products. At present, our only employee is Ms. Lala Cartledge.

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

GOVERNMENT REGULATIONS

        The advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates our products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated there under. Calwest's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising of our products is subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates our advertising under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as each foreign country to which the Company distributes its products.

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

        We are a start-up, development stage company. We will be engaged in the distribution of dietary supplements on the Internet and through direct sales. To date, we have completed the development of our web site and commenced revenue producing operations. We currently have two products. The formulas for these products are licensed to us by an independent supplier not affiliated with CalWest. We have named these products Joint Health and Re-Liv. Our activities to date have consisted of acquiring a license for the distribution of certain products from the supplier, developing our web site, conducting a private offering of our securities, executing distribution contracts with independent contractors, preparing this offering, and commencing sales. As of the date of our most recent financial statement, March 30, 2002, our gross revenues from sales was $2,174 and our total losses were $83,223.

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

Results of Operations

From Inception on May 19, 2000

        We just recently acquired our first license for the distribution of dietary supplements. As of March 31, 2002 we have experienced operating losses of $83,223 and gross income of $2,174.00 from the sale products.

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

Liquidity and Capital Resources

        As of the date of this registration statement, we have generated only $2,174 from our business operations. Since our inception, our founding shareholder has paid $5,000 in cash in exchange for 25,000,000 shares of common stock post five for one split. This money has been utilized for organizational and start-up costs and as operating capital. As of March 30, 2002, we had sustained operating losses of $83,223. During May and June of 2001 stockholders paid $91,000 for 4,550,000 post five for one split shares of common stock. This money is being utilized to fund the creation of our web site, conduct marketing and pay the expenses of this offering. We believe that we have sufficient working capital to conduct our operations for the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES—NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5. OTHER INFORMATION—NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K—

  (a)
  Exhibits—NONE

  (b)
  Reports on Form 8-K—NONE

SIGNATURE

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALWEST VENTURES, INC.

Dated: May 14, 2002	/s/ LALA CARTLEDGE Lala Cartledge President

CALWEST VENTURES, INC.

(A Development Stage Company)

Balance Sheet

	March 31 2002	December 31 2001
ASSETS
Current Assets
Cash	$12,042	$24,941
Inventory	3,197	4,646
Prepaid consulting agreement	2,988	8,313

Total current assets	18,227	37,900
Fixed Assets
Website, net	3,500	3,695
License, net	1,500	1,667

Total Assets	$23,227	$43,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued liabilities	$850	$11,329
Accrued income tax	800	800

Total current liabilities	1,650	12,129
Long Term Liabilities
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	5,998	5,998
Additional paid in capital	98,802	98,802
Accumulated deficit during development stage	(83,223)	(73,667)

Total stockholders' equity (deficit)	21,577	31,133

Total Liabilities and Stockholders' Equity	$23,227	$43,262

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.

(A Development Stage Company)

Statement of Operations

	First Quarter Ended March 31, 2002		First Quarter Ended March 31, 2001		From Inception May 19,2000 Through March 31, 2002
Revenue		$2,174	$		$5,973
Cost of Goods Sold		1,449			4,341

Gross profit		725			1,632
Expenses
General and administrative expenses		10,281		45	84,055

Net Loss from Operations		(9,556)		(45)	(82,423)
Taxes				800	800

Net Loss		$(9,556)		$(845)	(83,223)

Weighted Average Shares		29,990,000		25,000,000	26,893,563
Loss per share	$	nil	$	nil	nil

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.

(A Development Stage Company)

Statements of Cash Flows

	First Quarter Ended March 31, 2002	First Quarter Ended March 31, 2001	From Inception May 19, 2000 Through March 31, 2002
Cash Flows From Operating Activities
Net Loss	$(9,556)	$(845)	$(83,223)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	195		390
Amortization	167		500
Stock for services			7,800
Changes in:
Inventory	1,449		(3,197)
Prepaid consulting	5,325		(2,988)
Accrued liabilities	(10,479)		850
Accrued income tax payable		800	800

Net Cash Used in Operating Activities	(12,899)	(45)	(79,068)
Cash Flows from Investing Activities
Website			(3,890)
License agreement			(1,000)

Net Cash Used by Investing Activities	0	0	(4,890)
Cash Flows from Financing Activities
Sale of common stock			96,000

Net Cash Provided by Financing Activities	0	0	96,000
Net Increase in Cash	(12,899)	(45)	12,042
Cash, beginning of the year	24,941	1,892	0

Cash, December 31	$12,042	$1,847	$12,042

Supplemental Non Cash Investing and Financing Activities:
The Company issued 50,000 shares of common stock for a product license	$1,000
The Company issued 390,000 shares of common stock to a consultant for prepaid services	$7,800
Supplemental Information:
Interest paid	$0		$0
Taxes paid	$0		$0

The accompanying notes are an integral part of these financial statements.

CALWEST VENTURES, INC.

Notes To Financial Statements

1. Basis of Preparation

        The unaudited financial statements of CalWest Ventures, Inc. (the "Company") presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. However, management has included all adjustments necessary so the financial statements are not misleading in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements. These audited statements are contained in our Form 10KSB for the year ended December 31, 2001.

        CalWest Ventures, Inc. was formed on May 19, 2000 to transact any business permitted under the California corporate law. The Company has developed a business plan for the sale of health products. The Company has had limited product sales and, therefore, is considered to be in the development stage.

2. Cash and Cash Equivalents

        The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

3. Shareholders' Equity

Common Stock

        The Company has 500,000,000 authorized shares of $0.0002 par value stock. In April 2000, the Company issued 25,000,000 shares, of common stock to a single shareholder for $5,000 in cash. In 2001 the Company issued 4,550,000 shares of common stock for cash, 390,000 shares for consulting services and an additional 50,000 shares for a Dietary Supplement license. The shares issued for services were valued at $0.02, the price paid by those who purchased stock for cash.

Additional Paid In Capital

        Stock issued at amounts that exceed the par value is recorded as Additional Paid in Capital.

4. Commitments

        As part of the license agreement the Company has entered into a purchase commitment with Royal Nutriceuticals over the next three years to maintain its license. The following table reflects those purchase requirements:

Date	Minimum Purchases
May 31, 2002	$10,000
May 31, 2003	$100,000
May 31, 2004	$200,000

5. Related Party

        The Company has entered into consulting agreement with its officer and director and a significant shareholder. The consulting agreements are for $7,000 and $6,500 respectively. The agreements are effective May 15, 2001 and are for one year. Both parties have been paid in full for these agreements.

        The Company uses office space and the mailing address of a shareholder and director, without charge, as its address of record. The cost associated with this is minimal. The Company will record the estimated market value if the amount is significant.

QuickLinks

PART II. OTHER INFORMATION
SIGNATURE
CALWEST VENTURES, INC. (A Development Stage Company) Balance Sheet
CALWEST VENTURES, INC. (A Development Stage Company) Statement of Operations
CALWEST VENTURES, INC. (A Development Stage Company) Statements of Cash Flows
CALWEST VENTURES, INC. Notes To Financial Statements