Form 10QSB
period 2002-06-30
NATIONWIDE CAPITAL CORP
filed 2002-08-19
CIK 1130276

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to _____________________.


                      Commission File No.:  001-31290
                           ____________________


                      NATIONWIDE CAPITAL CORPORATION
     (Exact name of small business issuer as specified in its charter)


                 Nevada                        33-0913679
      (State or other jurisdiction          (I.R.S. Employer
                   of                     Identification No.)
     incorporation or organization)


        One Riverway, Suite 1700
             Houston, Texas                           77056
(Address of principal executive offices)            (Zip Code)




      Issuer's telephone number, including area code: (713) 840-6425


                          Calwest Ventures, Inc.
                            1070 Sidonia Street
                       Encinitas, California  92024

       (Former name or former address, if changed since last report)


                           ____________________
      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]        NO [ ]

      Shares of the Registrant's Common Stock, par value $.0002, outstanding as of  August 12, 2002:  15,990,000

      Transitional Small Business Disclosure Format (check one: YES [ ]  NO [X])
===============================================================================



                 NATIONWIDE CAPITAL CORPORATION

                (FORMERLY CALWEST VENTURES, INC.)

                           FORM 10-QSB


               FOR THE QUARTER ENDED JUNE 30, 2002


                              INDEX


                 PART 1 - FINANCIAL INFORMATION



                                                                         Page

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)                                 1

Balance Sheets as of June 30, 2002 and December 31, 2001.

Statements of Operations for the Six and Three Months Ended June
30, 2002 and 2001 and the period May 19, 2000 (Date of Inception)
to June 30, 2002                                                           2

Statements of Cash Flows for the Six Months Ended
June 30, 2002 and 2001 and the period May 19, 2000 (Date of
Inception) to June 30, 2002                                                3

Notes to Financial Statements                                              4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      6-8

                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                                9

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                        9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  9

ITEM 4.   SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

ITEM 5.   OTHER INFORMATION                                                9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 9

          SIGNATURE                                                        9





                               PART I

ITEM 1. FINANCIAL STATEMENTS.

                        CALWEST VENTURES, INC.
                    (A Development Stage Company)

                            BALANCE SHEETS
                             (Unaudited)

                                ASSETS

                                          June 30,        December 31,
                                            2002             2001
                                        ----------      --------------
 Current Assets
   Cash                                 $    3,765      $    24,941
   Inventory                                 2,647            4,646
   Note receivable (related party)             500               --
   Prepaid consulting agreement                 --            8,313
----------------------------------------------------------------------
      Total current assets                   6,912           37,900

 Property & equipment
   Website, net                              3,305            3,695

 License, net                                1,333            1,667
----------------------------------------------------------------------
        Total Assets                    $   11,550      $    43,262
======================================================================

                LIABILITIES AND STOCKHOLDERS' EQUITY


 Current Liabilities
   Accrued liabilities                  $      450      $    11,329
   Accrued income tax                          800              800
----------------------------------------------------------------------
     Total current liabilities               1,250           12,129

 Long Term Liabilities
                                                --               --

 Commitments and Contingencies                  --               --

 Stockholders' Equity
   Common stock                              5,998            5,998
   Additional paid-in capital               98,802           98,802
   Accumulated deficit during
    development stage                      (94,500)         (73,667)
----------------------------------------------------------------------
     Total stockholders' equity             10,300           31,133


----------------------------------------------------------------------
     Total Liabilities and
      Stockholders' Equity              $   11,550       $   43,262
======================================================================

 The accompanying notes are an integral part of these financial statements.

                             CALWEST VENTURES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        May
                                                                      19, 2000
                                                                      (Date of
                            Six Months            Three Months       Inception)
                           Ended June 30,        Ended June 30,      to June 30,
                           2002      2001        2002      2001         2002
-------------------------------------------------------------------------------
Revenue                $  2,924    $     --    $    750     $    --     $ 6,723

Cost of Goods Sold        1,999          --         550          --       4,891

-------------------------------------------------------------------------------
 Gross profit               925          --         200          --       1,832

Expenses
 General and
  administrative
  expenses               20,958      20,889      10,677          45      94,732
-------------------------------------------------------------------------------
 Loss from Operations   (20,033)    (20,889)    (10,477)        (45)    (92,900)

 Taxes                      800         800         800         800       1,600

-------------------------------------------------------------------------------
     Net Loss          $(20,833)   $(21,689)   $(11,277)       (845)    (94,500)
===============================================================================


 Weighted Average
  Shares             29,990,000  25,962,155  29,990,000  26,913,736  27,258,085
 Loss per share        $     --    $     --    $     --     $    --     $    --




   The accompanying notes are an integral part of these financial statements.

                     CALWEST VENTURES, INC.
                  (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                           From May 19,
                                                          2000 (Date of
                                        Six Months Ended  Inception) to
                                             June 30,       March 31,
                                         2002       2001      2001
                                       --------------------------------
Cash Flows From Operating Activities

  Net Loss                              $(20,833) $(21,689)   $(94,500)

Adjustments to reconcile net income
to net cash provided by operating
activities:
   Depreciation                              390        --         585
   Amortization                              334        --         667

   Stock for services                         --       650       7,800
   Changes in:
     Inventory                             1,999      (113)     (2,647)
     Prepaid consulting                    8,313        --          --
     Accrued liabilities                 (10,879)    9,552         450
     Accrued income tax payable               --       800         800
----------------------------------------------------------------------
Net Cash Used in Operating Activities    (20,676)  (10,800)    (86,845)

Cash Flows from Investing Activities
   Website                                    --        --      (3,890)
   License agreement                          --        --      (1,000)
   Note receivable                          (500)       --          --

----------------------------------------------------------------------
Net Cash Used by Investing Activities       (500)       --      (5,390)

Cash Flows from Financing Activities
   Sale of common stock                       --    79,000      96,000

----------------------------------------------------------------------
Net Cash Provided by Financing Activities     --    79,000      96,000

Net Increase in Cash                     (21,176)   68,200       3,765

Cash
  Beginning of the Period                 24,941     1,892          --

----------------------------------------------------------------------
  End of the Period                       $3,765   $70,092      $3,765
======================================================================


Supplemental Non Cash Investing and
Financing Activities:

The Company issued 50,000 shares of
common stock for a product license.       $1,000   $    --      $   --
======================================================================

The Company issued 390,000 shares of
common stock to a consultant for
prepaid services.                         $7,800   $    --      $   --
======================================================================

   The accompanying notes are an integral part of these financial statements.

                     CALWEST VENTURES, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


1.  Basis of Preparation

The unaudited financial statements of Calwest Ventures, Inc. ("Calwest" or the "Company") presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by United States generally accepted accounting principles. However, management has included all adjustments necessary so the financial statements are not misleading in the opinion of management. These statements should be read in conjunction with the financial statements and notes thereto included in our last audited financial statements included in our Form 10-KSB for the year ended December 31, 2001.

Calwest was formed on May 19, 2000 to transact any business permitted under the California corporate law. The Company had developed a business plan for the sale of health products. Through June 30, 2002, the Company has had limited product sales and, therefore, is considered to be in the development stage (See
Note 6).

2.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

3.  Shareholders' Equity

Common Stock.   The Company has 500,000,000 authorized shares of
$0.0002 par value stock. In April 2000, the Company issued 25,000,000 shares, of common stock to a single shareholder for $5,000 in cash. In 2001 the Company issued 4,550,000 shares of common stock for cash, 390,000 shares for consulting services and an additional 50,000 shares for a Dietary Supplement license.
The shares issued for services were valued at $0.02, the price paid by those who purchased stock for cash.

Additional Paid-In Capital.   Stock issued at amounts that exceed
the par value is recorded as Additional Paid in Capital.


4.  Commitments

As part of the license agreement the Company has entered into a purchase commitment with Royal Nutriceuticals over the next three years to maintain its license. The following table reflects those purchase requirements:

             DATE                       MINMUM PURCHASES
             ----                       ----------------
          May 31, 2002                       $ 10,000
          May 31, 2003                       $100,000
          May 31, 2004                       $200,000


5.  Related Party

The Company has entered into a consulting agreement with its officer and director and a significant shareholder. The consulting agreements are for $7,000 and $6,500 respectively. The agreements are effective May 15, 2001 and are for one year. As of June 30, 2002, these parties have been paid in full for these agreements. (See Note 6.)


The Company has made a short term unsecured loan to a shareholder in the amount of $500. The Company anticipates repayment during the month of August 2002.

The Company uses office space and the mailing address of a shareholder and director, without charge, as its address of record. The cost associated with this is minimal. The Company will record the estimated market value if the amount is significant.


6.  Events Subsequent to June 30, 2002

On July 23, 2002, Lala Cartledge, Joseph Lindquist and Julia Reynolds, stockholders entered into a Stock Purchase Agreement with FN Stockbrokers, Gregory A. Moffitt, Jon L. Moreland,
Robert Price, Stacey Van Steenhouse, Premier International Holdings, Inc., Time Capital Corporation, Wingate Asset
Management, Ltd. and Nine Trees Corporation whereby the Sellers sold and transferred 11,000,000 shares of the common stock, par value $.001 per share of Calwest to the Purchasers for $220,000 and simultaneously cancelled the issuance and transfer of the remaining 14,000,000 shares of Common Stock held by the Sellers. The result of the share purchase was a change in control of Calwest. In connection with this transaction, the sole director and officer of the company, Ms. Cartledge, resigned. Prior to her resignation, Ms. Cartledge appointed Gregory A. Moffitt as the director of the Company. In conjunction with that transaction, on July 26, 2002 the Company changed its name to Nationwide
Capital Corporation. In addition, the Company changed its focus of operations and will specialize in residential and commercial mortgage lending. In connection with the name change, on August
5, 2002 NASDAQ Market operations changed the Company's Over-The-Counter Bulletin Board symbol from "CWVI" to "NCCN". The complete details of the sale and change in control were reported by the Company on Form 8-K filed with the Securities and Exchange Commission on August 7, 2002.

























ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Note on Forward-Looking Information

     The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipates," "estimates," or "continue" or comparable terminology or the negative thereof are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, both known and unknown. These uncertainties and contingencies can affect actual results, which may differ materially from any future results expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                OVERVIEW AND BUSINESS ACTIVITIES

Overview

     Calwest Ventures, Inc. ("Calwest" or the "Company") was incorporated under the laws of the State of Nevada on May 19, 2000, and through July 23, 2002, operated as a development stage company organized for the purpose of marketing dietary supplements. Calwest planned to sell products both through the Internet and independent distributors and planned to expand its distribution channels throughout the United States and Canada including health food stores and drug, retail and grocery store chains. Calwest intended to initially offer only two products for which a distribution license was acquired from the supplier. Calwest commenced business operations as a dietary supplement distributor on May 1, 2001.

     On June 22, 2001 Calwest conducted a five for one forward split of common stock. Immediately prior to that date, Calwest had issued 5,000,000 common shares to the founders, 910,000 common shares in connection with a private placement, 10,000 common shares in connection with the licensing agreement with a supplier, and 78,000 common shares for consulting services, for an aggregate of 5,998,000 shares outstanding. At the completion of the forward split, there were 29,990,000 shares of common stock outstanding. All references with respect to the number of common shares have been adjusted to reflect this five for one forward stock split.

Business Activities

Three Months Ended June 30, 2002 and 2001

     Revenue and Cost of Goods Sold were $750 and $550, respectively, for the three months ended June 30, 2002 compared to there being no revenue and related cost of goods sold activity during the comparable 2001 period due to the initial sales in the first quarter, 2002 of dietary supplements, the distribution license for which had been then recently acquired.

     General and administrative expenses of $10,667 for the three months ended June 30, 2002 compared to $45 for the three months ended June 30, 2001. During both periods, the Company was engaged in the development stage of the establishment of an on-going business in the marketing of dietary supplement products;
however, available funding limited activities during the 2001 quarter.

Six Months Ended June 30, 2002 and 2001

     Revenue and Cost of Goods Sold were $2,924 and $1,999, respectively, for the six months ended June 30, 2002 compared to there being no revenue and related cost of goods sold activity during the comparable 2001 period due to the initial sales in the 2002 period of dietary supplements, the distribution license for which had been then recently acquired.

     General and administrative expenses of $20,958 for the six months ended June 30, 2002 were comparable to $20,889 for the six months ended June 30, 2001. During both periods, the Company was engaged in the development stage of the establishment of an on-going business in the marketing of dietary supplement products.

Change in Control and Business Focus

     On July 23, 2002, Lala Cartledge, Joseph Lindquist and Julia Reynolds, stockholders (the "Sellers") of Calwest entered into a Stock Purchase Agreement (the "Agreement") with FN Stockbrokers, Gregory A. Moffitt, Jon L. Moreland, Robert Price, Stacey Van Steenhouse, Premier International Holdings, Inc., Time Capital Corporation, Wingate Asset Management, Ltd. And Nine Trees Corporation (the "Purchasers") whereby the Sellers sold and transferred 11,000,000 shares of the common stock, par value $.001 per share of Calwest to the Purchasers for $220,000 and simultaneously cancelled the issuance and transfer of the remaining 14,000,000 shares of common stock held by the Sellers. The result of the share purchase was a change of control of Calwest and was reported on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 7, 2002 ("Change of Control").

     In connection with the stock purchase, Calwest has changed its name to Nationwide Capital Corporation ("NCC" or the "Company") and has revised its core business strategy. NCC will operate as a financial services company specializing in the residential and commercial mortgage lending business acting as both a mortgage broker and a mortgage banker.

Competition

     The mortgage lending industry is large and intensely competitive. We will compete directly with companies that have longer operating histories, greater name recognition and financial resources than do we. Our strategy is to offset competitive disadvantages involving financial resources by our innovative systems approach to residential and commercial mortgage brokerage activities.

Employees and Employment Agreements

     Initially, we intend to supplement our full-time managerial and supervisory employees with loan officers functioning in the capacity as independent contractors. At present we have three employees.

     It is anticipated that the Company will enter into multi-year contracts with non-compete provisions with key employees. Additional employee benefits and opportunities including a pension or profit sharing plan, medical, disability and life insurance, stock options, or similar benefit plans are further anticipated.

Trademarks

     We presently do not utilize any trademarks or patent rights in our business, although we intend to protect proprietary processes and service marks to the extent practicable against competitive infringement.

Results of Operations

     Through June 30, 2002, Calwest's plan of operations, subject to availability of capital, was to develop a network of independent contractors who would market products in addition to developing a multi-level marketing network. At June 30, 2002, Calwest had three such distributors in place. Calwest also intended to prepare and design marketing materials, provide spokespersons to market products, and to provide marketing support through its web. As a secondary objective Calwest planned to establish distribution through its website at www.realhealth.ws. Initially Calwest planned to offer only two products on the web site, Re-Liv and Joint Health; but intended in the future to offer skin care products that would be made available to under the terms of the license agreement on the web site.

     As of June 30, 2002, Calwest had just recently acquired its first license for the distribution of dietary supplements; therefore, through such date, the Company had not yet commenced meaningful business operations. From inception on May 19, 2000 through June 30, 2002, Calwest had experienced cumulative operating losses of $94,500 and gross revenues of $6,723 from products sales.

     Calwest's auditors issued a going concern opinion as of February 25, 2002 on the Company's financial statements. This meant that Calwest's auditors believed there to be substantial doubt that Calwest could continue as an on-going business unless it obtained additional capital. Through June 30, 2002, Calwest had not generated meaningful levels of revenues and no significant increase in revenues were anticipated in the near term. Accordingly, in order to stay in business Calwest had to either raise cash either from the sale of products distributed or from sources other than product sales.

     Through June 30, 2002, Calwest was a start-up, development stage company with the principal business strategy of the sale and distribution of dietary supplements on the Internet and through direct sales. As a result of the Change in Control, NCC has changed its core business strategy and will operate as a financial services company specializing in the residential and commercial mortgage lending business acting as both a mortgage broker and a mortgage banker.
NCC will consider expansion into financial services outside of mortgage banking.

Liquidity and Capital Resources

     Through June 30, 2002, Calwest's funds were primarily provided from issuance of common stock to its shareholders. Such funds were utilized for organizational and start-up costs, the creation of a web site, conduct marketing studies and fund operating losses of $94,500 incurred through June 30, 2002.

     As a result of the change of control and core business strategy discussed previously herein, the primary business focus of NCC will be as a financial services company specializing in the residential and commercial mortgage lending business. NCC believes it will have access to sufficient equity capital resources to fund the completion of its centralized, web - accessable data network system and to fund the expansion of operations, through selective acquisitions of existing residential mortgage lending operations and organic growth.

     However, there is no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, NCC's business growth could be slowed.
Equity financing may result in additional dilution to existing shareholders.

Plan of Operations

     As a residential and commercial mortgage lender, NCC plans to offer a variety of sources to fund secured mortgages. NCC has conditional forward commitments for warehouse lines of credit with Flagstar Bank, Accubank and Royal Oaks Bank. In addition to these relationships, NCC anticipates approval within the quarter ending September 30, 2002 with a wide range of lenders such as CIT, New Century Mortgage, Option One, Chase Manhattan Mortgage, Bank of America, Provident Bank and Interfirst. NCC's operations systems is designed to support a reduced cost structure for lenders associated with it.

     We will offer FHA, Conventional Conforming and Non-conforming, Sub-prime and Alternative Lending products. Our business and operational plans are structured to maximize the number of borrowers that will qualify for a particular mortgage. NCC's commercial division will provide products geared to the purchase and/or refinancing of small to medium sized owner operated businesses as well as large residential developments and multi-family projects.

     We believe that the operational expertise and technology advantaged process will enable us to move quickly and accurately through the mortgage process. It is through this disciplined process that certain inefficient inconsistencies inherent in faxes, voice and email messages are minimized. We will offer all users a unified message center allowing all fax, voice and email messages to be retrieved from one "in" box originating from one number. In addition, the system design avoids replication of common tasks by using centralized, web-accessible data network servers. Multiple users are permitted access to pertinent information regarding the loan file through a secure internet connection. Finally, our mortgage operating system is designed to allow the storage of collected data in a virtual file jacket. The loan documentation would be assembled electronically and reproduced or transmitted electronically upon completion.
Should NCC expand into financial services outside of mortgage banking, emphasis will be placed on applications of information systems technology under development.

     With respect to the prior core business focus of Calwest, we will examine the possibilities of either selling or offering through a joint venture arrangement, all business rights related to the business of selling dietary supplements described previously herein.

     NCC's trading symbol on the Over The Counter Bulletin Board is "NCCN". Effective as of July 23, 2002, the Company has moved its headquarters to Houston, Texas. Its corporate address is now One Riverway, Ste. 1700, Houston, Texas 77056 and its new phone number is (713) 840-6425. Our Internet address is www.natwidecap.com.

     The Company has undergone a complete change of corporate officers and management, effective immediately with the Change of Control and a new director has been designated to serve in such capacity until the next meeting of the shareholders and the Board of Directors or until his successor is elected or appointed.

                   PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit 99.1 - Chief Executive Officer Certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 - Principal Accounting Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

     On August 7, 2002 a report on Form 8-K was filed with the SEC reporting, effective as of July 23, 2002, the change in control of the Registrant, the concurrent name and address change of the Registrant, the change in Directors, Officers and Management of the Registrant and the change of business strategy of the Registrant.

SIGNATURE

     In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE CAPITAL CORPORATION

Dated: August 19, 2002                  /s/ Gregory A. Moffitt
                                        ___________________________________
                                        Gregory A. Moffitt
                                        President and Chief Executive Officer



